Form 10-Q
period 2012-07-31
BUNCOMBE INC
filed 2012-10-12
CIK 1554240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number: 000-54763

BUNCOMBE, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-5296776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Europa Drive, Suite 455 Chapel Hill, North Carolina	27517
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (732) 409-1212

Not applicable.

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of October 12, 2012 there were 100,000 shares of Common Stock, par value $0.001 per share, outstanding.

BUNCOMBE, INC.

QUARTERLY REPORT ON FORM 10-Q

JULY 31, 2012

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Buncombe, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BUNCOMBE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF JULY 31, 2012 (UNAUDITED) AND AS OF APRIL 30, 2012

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2012 AND FOR THE PERIOD APRIL 27, 2012 (INCEPTION) TO JULY 31, 2012 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM APRIL 27, 2012 (INCEPTION) TO JULY 31, 2012 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2012 AND FOR THE PERIOD APRIL 27, 2012 (INCEPTION) TO JULY 31, 2012 (UNAUDITED)

PAGES	6-8	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

F-1

Buncombe, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	July 31, 2012	April 30, 2012
	(Unaudited)

ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$4,618	$1,500
Loans Payable to Related Party	689	364
Total Liabilities	5,307	1,864

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 100,000 and 100,000 issued and outstanding respectively	100	100
Additional paid-in capital	7,400	900
Deficit accumulated during the development stage	(12,807)	(2,864)
Total Stockholders' Deficiency	(5,307)	(1,864)

Total Liabilities and Stockholders' Deficiency	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

F-2

Buncombe, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For The Three Months Ended	For the Period from April 27, 2012
	July 31, 2012	(Inception) to July 31, 2012

Operating Expenses
Professional fees	$3,118	$4,982
General and administrative	6,825	7,825
Total Operating Expenses	9,943	12,807

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(9,943)	(12,807)

Provision for Income Taxes	-	-

NET LOSS	$(9,943)	$(12,807)

Net Loss Per Share - Basic and Diluted	$(0.10)	$(0.13)

Weighted average number of shares outstanding during the period - Basic and Diluted	100,000	100,000

See Accompanying Notes to Condensed Unaudited Financial Statements

F-3

Buncombe, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the Period from April 27, 2012 (Inception) to July 31, 2012
(Unaudited)

						Deficit
					Additional	accumulated during	Total
	Preferred Stock		Common stock		paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance, April 27, 2012	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.01/share)	-	-	100,000	100	900	-	1,000

Net loss for the four day period ended April 30, 2012	-	-	-	-	-	(2,864)	(2,864)

Balance, April 30, 2012	-	-	100,000	100	900	(2,864)	(1,864)

In-Kind Contribution of Services	-	-	-	-	6,500	-	6,500

Net loss for the three months period ended July 31, 2012	-	-	-	-	-	(9,943)	(9,943)

Balance, July 31, 2012	-	$-	100,000	$100	$7,400	$(12,807)	$(5,307)

See Accompanying Notes to Condensed Unaudited Financial Statements

F-4

Buncombe, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For The Three Months	For the Period from
	Ended	April 27, 2012 (Inception) to
	July 31, 2012	July 31, 2012
Cash Flows From Operating Activities:
Net Loss	$(9,943)	$(12,807)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	1,000
In-kind contribution of services	6,500	6,500
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	3,118	4,618
Net Cash Used In Operating Activities	(325)	(689)

Cash Flows From Financing Activities:
Increase in loans payable - related party	325	689
Net Cash Provided by Financing Activities	325	689

Net Increase in Cash	-	-
Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to Condensed Unaudited Financial Statements

F-5

BUNCOMBE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2012

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Buncombe, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on April 27, 2012. The Company was organized to provide business services and financing to emerging growth entities.

The Company was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since inception and has no operations to date. It will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that it will be successful in locating or negotiating with any target company.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

F-6

BUNCOMBE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2012

(UNAUDITED)

The most significant estimates include the valuation of stock based compensation and deferred tax valuation allowance.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2012 and April 30, 2012, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of July 31, 2012, there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

F-7

BUNCOMBE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2012

(UNAUDITED)

(H)Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for accounts payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2	STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

On April 27, 2012, the Company issued 100,000 shares of common stock to its founder having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 3).

(B) In-Kind Contribution of Services

For the three months ended July 31, 2012, the founder of the Company contributed services having a fair value of $6,500 (See Note 3).

NOTE 3	RELATED PARTY TRANSACTION

On April 27, 2012, the Company issued 100,000 shares of common stock to its founder having a fair value of $1,000 ($0.01/share) in exchange for services provided (See Note 2).

For the three months ended July 31, 2012, the founder of the Company contributed services having a fair value of $6,500 (See Note 2).

As of July 31, 2012, the founder of the Company paid $689 in general and administrative expenses on behalf of the Company. This amount is recorded as related party loan payable.

NOTE 4	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations. The Company has a net loss since inception of $12,807. The Company has a negative working capital and stockholders’ deficiency of $5,307 at July 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through stockholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional stockholder loans and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

F-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

The Company was incorporated in the State of Nevada on April 27, 2012. The Company was formed as a vehicle to pursue a business combination and has not yet made any efforts to identify possible business combinations. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target businesses. The business purpose of the Company is to seek the acquisition of or merger with an existing company. The Company selected April 30 as its fiscal year end.

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate, and if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Peter Coker, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

a.	Potential for growth, indicated by new technology, anticipated market expansion or new products;

b.	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

c.	Strength and diversity of management, either in place or scheduled for recruitment;

d.	Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

e.	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

f.	The extent to which the business opportunity can be advanced;

g.	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

h.	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.  We do not intend to solicit prospective investors for any transaction. The Company has not commenced our efforts to locate a merger candidate and will not do so until it clears all comments with the SEC.  We will rely on word of mouth to locate potential merger candidates.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders of the Registrant would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders of the Registrant may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The stockholders of the Registrant before the consummation of a reorganization transaction will likely not have control of a majority of the voting securities of the Registrant following such a transaction. As part of such a transaction, all, or a majority of, the Registrant's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Registrant, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval. Regardless the number of shareholders, we intend to provide our shareholders with complete disclosure concerning a possible target entity and its business, including audited financial statements (if available to us) prior to any merger or acquisition. If the business combination is between a shell company and a private operating company whereby the registrant ceases to be a shell company, a Form 8-K that includes Items 2.01, 5.01, 5.06 and 9.01 will be filed no later than four business days after the consummation of the acquisition and that the Form 8-K will also include for the private operating company all content required by a Form 10 initial registration statement.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We presently have no employees apart from our management. Our officer and director is engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Results of Operations For the Quarterly Period Ended July 31, 2012

Revenues.  The Company had no revenues for the three month period ended July 31, 2012, and had no revenues from April 27, 2012 (inception) to July 31, 2012.

Operating Expenses. Operating expenses for the three month period ended July 31, 2012 totaled $9,943 resulting in a net loss of $9,943. Our operating expenses for the three month period ended July 31, 2012 were comprised of $6,825 of general and administrative expenses and $3,118 of professional fees.

From April 27, 2012 (inception) to July 31, 2012, the Company’s operating expenses totaled $12,807, resulting in a net loss of $12,807. Our operating expenses from April 27, 2012 (inception) to July 31, 2012 were comprised of $4,982 of general and administrative expenses and $7,825 of professional fees.

Liquidity and Capital Resources

Our cash and cash equivalents were $0 at July 31, 2012. We will need additional capital to continue operations for the next twelve months. We intend to rely upon the issuance of common stock and loans from Peter Coker, our sole officer and director, to fund administrative expenses pending a business combination. However, Mr. Coker is under no obligation to provide such funding.

Net Cash Used in Operating Activities.  Net cash of $325 was used for operating activities in the three month period ended July 31, 2012. From April 27, 2012 (inception) to July 31, 2012, net cash of $689 was used for operating activities.

Net Cash Provided By Financing Activities. Net cash of $325 was provided from financing activities in the three month period ended July 31, 2012. From April 27, 2012 (inception) to July 31, 2012, net cash of $689 was generated from financing activities. These funds consisted of general and administrative expenses paid by Peter Coker on behalf of the Company. This amount is recorded as related party loan payable.

Going Concern

The Company is in the development stage with limited operations, and has a net loss since inception of $12,807. The Company has a negative working capital and stockholders’ deficiency of $5,307 at July 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through stockholder loans and implement its business plan.

Management believes that actions presently being taken to obtain additional stockholder loans and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Critical Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of unaudited interim financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim financial statements and accompanying notes. Such estimates and assumptions impact, among others, the fair value of share based payments.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash

The Company had no cash equivalents at July 31, 2012.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Off Balance Sheet Arrangements

None.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

Buncombe, Inc. is a smaller reporting company and is therefore not required to provide this information.

Item 4.Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of July 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNCOMBE, INC.

Date: October 12, 2012	By:	/s/ Peter Coker
Peter Coker, President
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Director

